Form 10-K/A
period 2006-12-31
Banc of America Funding 2006-G Trust
filed 2007-04-02
CIK 1369413

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A


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

        Not applicable.


                               EXPLANATORY NOTE

  Banc of America Funding 2006-G Trust is filing this report on Form 10-K/A to correct an error in Exhibit 33(b) included as part of the Form 10-K for Banc of America Funding 2006-G Trust filed March 30, 2007. Exhibit A to the Management Assertion for the U.S. Bank Corporate Trust ABS Platform contained certain edgarization errors. Specifically, Items 1122(d)(1)(ii), (d)(1)(iv), (d)(4)(i), (d)(4)(ii) and (d)(4)(iii) were all incorrectly listed as "Not Applicable." Exhibit 33(b) included as part of this Form 10-K/A corrects this error. A revised Rule 13a-14(d)/15d-14(d) Certification is attached as Exhibit 31. This Form 10-K/A does not otherwise amend the Form 10-K filed on March 30, 2007.


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

    Date:      March 31, 2007


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

     Dated:    March 31, 2007

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


1122(d)(1)(iii)   Any requirements in the transaction             Not Applicable
                  agreements to maintain a back-up servicer
                  for the Pool Assets are maintained

1122(d)(1)(iv)    A fidelity bond and errors and
                  omissions policy is in effect on the
                  party participating in the servicing
                  function throughout the reporting period
                  in the amount of coverage required by and
                  otherwise in accordance with the terms of
                  the transaction agreements

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